Form 10-Q
period 1994-06-30
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1994-08-12
CIK 808513

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended      June 30, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to




For Quarter Ended June 30, 1994           Commission File No. 0-16512


                  American Income Partners III-B Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2968859
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

Exchange Place, 14th Floor, Boston, MA                02109
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 542-1200


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______



               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION:                                           Page


     Item 1.  Financial Statements

         Statement of Financial Position
         at June 30, 1994 and December 31, 1993                              3

         Statement of Operations
         for the three and six months ended June 30, 1994 and 1993           4

         Statement of Cash Flows
         for the six months ended June 30, 1994 and 1993                     5

         Notes to the Financial Statements                                 6-8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9-13


PART II. OTHER INFORMATION:

     Items 1 - 6                                                            14























               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1994 and December 31, 1993

                                   (Unaudited)



                                                     June 30,     December 31,
                                                       1994           1993
ASSETS

Cash and cash equivalents                          $ 1,451,105    $  1,870,476

Rents receivable, net of allowance for
 doubtful accounts of $60,000 and
 $113,000 at June 30, 1994 and
 December 31, 1993, respectively                       146,983         236,763

Accounts receivable - affiliate                        360,245         128,773

Equipment at cost, net of accumulated
 depreciation of $11,412,982 and
 $11,753,129 at June 30, 1994 and
 December 31, 1993, respectively                     5,666,428       6,267,867

    Total assets                                   $ 7,624,761    $  8,503,879



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                      $   368,574    $    591,954
Accrued interest                                        17,842          26,632
Accrued liabilities                                     65,500          64,500
Accrued liabilities - affiliate                         15,721          11,533
Deferred rental income                                  65,091          47,446
Cash distributions payable to partners                 569,359         569,359

    Total liabilities                                1,102,087       1,311,424

Partners' capital (deficit):
 General Partners                                     (182,645)       (175,947)
 Limited Partnership Interests
 (1,127,330 Units; initial purchase
 price of $25 each)                                  6,705,319       7,368,402

    Total partners' capital                          6,522,674       7,192,455

    Total liabilities and partners' capital        $ 7,624,761    $  8,503,879


                   AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                                 STATEMENT OF OPERATIONS
                for the three and six months ended June 30, 1994 and 1993

                                       (Unaudited)



                                  Three Months                    Six Months
                                 Ended June 30,                 Ended June 30,
                              1994            1993           1994            1993
Income:

  Lease revenue           $   633,048     $   470,660     $1,100,237      $1,068,892

  Interest income              13,863           8,184         24,745          17,008

  Gain on sale
   of equipment                61,494         174,251         61,852         164,282

     Total income             708,405         653,095      1,186,834       1,250,182


Expenses:

  Depreciation                295,009         530,215        600,456       1,107,739

  Interest expense              7,547          16,517         16,277          32,176

  Equipment management
   fees - affiliate            31,653          23,533         55,012          53,445

  Operating expenses
   - affiliate                 20,725          26,027         46,153          58,588

     Total expenses           354,934         596,292        717,898       1,251,948

Net income (loss)         $   353,471     $    56,803     $  468,936      $   (1,766)


Net income (loss) per
 limited partnership
 unit                     $      0.31     $      0.05     $     0.41      $     0.00

Cash distributions
 declared per limited
 partnership unit         $      0.50     $      0.50     $     1.00      $     1.00

                   AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                                 STATEMENT OF CASH FLOWS
                     for the six months ended June 30, 1994 and 1993

                                       (Unaudited)

                                                                1994         1993

Cash flows from (used in) operating activities:
Net income (loss)                                           $   468,936  $    (1,766)

Adjustments to reconcile net income (loss) to
  net cash from operating activities:
    Depreciation                                                600,456    1,107,739
    Gain on sale of equipment                                   (61,852)    (164,282)
    Decrease in allowance for doubtful accounts                 (53,000)          --

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                            142,780      303,322
    accounts receivable - affiliate                            (231,472)     392,761
  Increase (decrease) in:
    accrued interest                                             (8,790)     (16,741)
    accrued liabilities                                           1,000       (4,649)
    accrued liabilities - affiliate                               4,188      (19,766)
    deferred rental income                                       17,645      (25,047)

      Net cash from operating activities                        879,891    1,571,571

Cash flows from investing activities:
  Proceeds from equipment sales                                  62,835      578,462

      Net cash from investing activities                         62,835      578,462

Cash flows used in financing activities:
  Principal payments - notes payable                           (223,380)    (496,773)
  Distributions paid                                         (1,138,717)    (996,377)

      Net cash used in financing activities                  (1,362,097)  (1,493,150)

Net increase (decrease) in cash and cash equivalents           (419,371)     656,883

Cash and cash equivalents at beginning of period              1,870,476    1,075,294

Cash and cash equivalents at end of period                  $ 1,451,105  $ 1,732,177


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $    25,067  $    48,917


               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                  June 30, 1994

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing
Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1993 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1993 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1994 and December 31, 1993 and results of operations for the three and six month periods ended June 30, 1994 and 1993 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight securities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U. S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $2,145,826 are due as follows:

     For the year ending June 30, 1995           $ 1,212,717
                                  1996               604,878
                                  1997               302,271
                                  1998                25,960

                                 Total           $ 2,145,826


     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest Airlines, Inc. ("Northwest"). Pursuant to the agreement, Northwest will continue to lease the aircraft until May 31, 1997. The Partnership, which owns a 16% interest in this aircraft, will receive an aggregate of $962,529 in lease revenue during the four year renewal period. Such rents are included in the future minimum rents above.

NOTE 4 - EQUIPMENT

     At June 30, 1994, the Partnership owned equipment with an original cost of $17,079,410 as summarized below. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value. The equipment is summarized as follows:

                                            Lease Term         Equipment
        Equipment Type                       (Months)           at Cost
Aircraft                                       12-60         $  8,394,062
Communications                                 13-84            1,547,195
Retail store fixtures                           1-72            1,511,637
Furniture and fixtures                         17-84            1,251,725
Motor vehicles                                 12-72            1,182,898
Trailers/intermodal containers                 36-60              668,519
Manufacturing                                  36-72              663,153
Locomotives                                    57-60              438,017
Research and test                                 17              384,258
Materials handling                              1-84              367,086
Construction and mining                        36-84              303,974
Fitness                                        17-60              204,667
Medical                                           24              116,689
Computers and peripherals                       1-60               34,773
Photocopying                                    1-36               10,757

                                Total equipment cost           17,079,410

                            Accumulated depreciation          (11,412,982)

          Equipment, net of accumulated depreciation         $  5,666,428


     The summary above includes equipment held for sale or re-lease which was fully depreciated and had an original cost of approximately $276,000 at June 30, 1994.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1994 and 1993, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                               1994               1993
     Equipment management fees              $  55,012          $  53,445
     Administrative charges                     6,000              8,955
     Reimbursable operating expenses
       due to third parties                    40,153             49,633

                               Total        $ 101,165          $ 112,033

     All rents and proceeds from the sale of equipment are paid by the lessees directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest bearing escrow account prior to remittance to the Partnership. At June 30, 1994, the Partnership was owed $360,245 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1994.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1994 consisted of installment notes of $368,574 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 10.3% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents.

     The annual maturities of the installment notes payable are as follows:

     For the year ending June 30, 1995             $   362,822
                                  1996                   5,752

                                 Total             $   368,574


NOTE 7 - LEGAL PROCEEDINGS

     In 1991, a lessee of the Partnership, Healthcare Financial Services, Inc. and Healthcare International, Inc., the guarantor of certain lease obligations of Healthcare Financial Services, Inc., (collectively the "Debtors") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Partnership and other AFG-sponsored programs filed a proof of claim in this case. The affected equipment, having a cost of $116,689 and representing less than 1% of the Partnership's aggregate equipment portfolio at June 30, 1994, was assumed by a successor sub-lessee which has communicated interest in purchasing the equipment. The Chapter 11 proceeding of the Debtors was dismissed on July 21, 1994. This bankruptcy is not expected to have a material adverse effect on the financial position of the Partnership.

     In July 1993, Fred Meyer, Inc. (the "plaintiff"), in anticipation of a declaration of lease default by AFG, filed a complaint against AFG (the "defendant") in the Circuit Court of the State of Oregon as a result of a dispute which arose between the plaintiff and the defendant concerning holdover rents due to the Partnership with respect to certain equipment and the fair market value of such equipment leased by the Partnership to the plaintiff. AFG filed an answer to the plaintiff's complaint and asserted a counterclaim seeking monetary damages. A Settlement Agreement, including dismissal of this case, was executed on June 22, 1994 and resulted in the plaintiff's payment of $194,988 to the Partnership for rent and residual proceeds. The equipment dispositions resulted in a net gain of $45,402, for financial statement purposes, which the Partnership recorded in June 1994. This settlement did not have a material adverse effect on the financial position of the Partnership.

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 1994 compared to the three and six months ended June 30, 1993:

Overview

     As an equipment leasing partnership, the Partnership was designed to progress through four major phases: development, acquisition, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. At first, all equipment will generate rental revenues under lease agreements identified as primary term. As the Partnership ages, these primary term lease agreements will expire on an intermittent basis. Equipment held under expired leases may be renewed, re-leased or sold, depending on prevailing market conditions and AFG's assessment of such conditions, to obtain the most advantageous economic benefit. Over time, the frequency of primary lease term expirations will increase and a greater portion of the Partnership's original equipment portfolio will become available for remarketing. Cash generated from operations and from sales or refinancings will begin to fluctuate as a result, until all equipment is sold and the Partnership is liquidated. The Partnership's operations commenced in 1987. Currently, the Partnership is in the latter stages of its operations phase.


Results of Operations

     For the three and six months ended June 30, 1994, the Partnership recognized lease revenue of $633,048 and $1,100,237, respectively, compared to $470,660 and $1,068,892 for the same periods in 1993. The increase in lease revenue from 1993 to 1994 resulted from rental payments received in 1994 for certain equipment leased on a month-to-month basis and to a decrease in the reserve for doubtful accounts discussed below. In addition, during the three months ended June 30, 1994, the Partnership re-leased an L1011-100 aircraft, in which it owns a 26.21% interest, to a third party. This re-lease will generate approximately $157,000 in additional lease revenue through November 1994.

     At June 30, 1994, the Managing General Partner reviewed the aggregate amount reserved against potentially uncollectable rents receivable and determined a reserve of $60,000 would be appropriate. Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $53,000 or $0.05 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and six months ended June 30, 1994 was $13,863 and $24,745, respectively, compared to $8,184 and $17,008 for the same periods in 1993. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1993 to 1994 is attributable to a greater availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, collection of lease revenue and the proceeds from equipment sales.

     For the three months ended June 30, 1994, the Partnership sold equipment having a net book value of $983 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $61,494 compared to a net gain of $174,251 on equipment which had been fully depreciated for the same period in 1993.

     For the six months ended June 30, 1994, the Partnership sold equipment having a net book value of $983 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $61,852 compared to a net gain of $164,282 on equipment having a net book value of $414,180 for the same period in 1993.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1994 was $295,009 and $600,456, respectively, compared to $530,215 and $1,107,739, respectively for the same periods in 1993. The Partnership depreciates its equipment, on a straight-line basis, to an amount equal to its estimated residual value at the end of its useful life. Typically, useful life corresponds to the primary lease term period associated with each asset. To the extent that equipment is held longer than its expected useful life (beyond the primary lease term period), the Partnership continues to depreciate the equipment on a straight-line basis over its remaining economic life.

     Interest expense was $7,547 and $16,277 or 1.2% and 1.5% of lease revenue for the three and six months ended June 30, 1994 respectively, compared to $16,517 and $32,176 or 3.5% and 3% of lease revenue for the same periods in 1993. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue in each of the periods ended June 30, 1994 and 1993 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.3% and 4.2% of lease revenue for the three and six month periods ended June 30, 1994 and 1993, respectively, compared to 5.5% of lease revenue for each of the same periods in 1993. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

     The relatively low inflation rates in 1994 and 1993 and the economic recession may have caused some re-lease and sale proceeds to be lower than that which may have been achieved in a stronger economic environment. In other cases, the economic recession may have had an adverse effect on the ability of certain lessees to fulfill all of their financial obligations under the leases. These factors will result in the investors achieving a rate-of-return lower than that anticipated at the Partnership's commencement date.


Discussion of Cash Flows

     The statement of cash flows summarizes the cash inflows and outflows from the Partnership's operating, investing and financing activities. The Partnership's largest source of cash is that provided by operating activities. The Partnership's operating activities generated net cash of $879,891 and $1,571,571 for the six months ended June 30, 1994 and 1993, respectively.

     The Partnership reflects cash provided from equipment sale proceeds under investing activities. During the six months ended June 30, 1994, the Partnership realized $62,835 in equipment sale proceeds compared to $578,462 for the same period in 1993.

     Financing activities reflect a net cash outflow of $1,362,097 and $1,493,150 for the six months ended June 30, 1994 and 1993, respectively. During both periods, a significant cash outflow for the Partnership resulted from the repayment of notes payable. All long-term financing was provided by third-party lending institutions.

     All of the Partnership's notes payable are secured by designated equipment and the rental payments received in connection with that equipment. As rental payments are collected, a portion or all of the rental payment is used to repay the associated debt. All debt is structured such that it is fully amortized over the lease term underlying the secured equipment. Principal payments on long-term notes payable for the six months ended June 30, 1994 and 1993 were $223,380 and $496,773, respectively.

     A major outflow of cash is attributable to quarterly cash distributions paid to the General Partners and Recognized Owners. Aggregate cash distributions paid during the six month periods ended June 30, 1994 and 1993 were $1,138,717 and $996,377, respectively.

     Cash distributions to the Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital.

     Overall, cash and cash equivalents decreased by $419,371 and increased by $656,883 during the six month periods ended June 30, 1994 and 1993, respectively.


Liquidity and Capital Resources

     The Partnership's operations are expected to generate a positive cash flow each year through the final disposition of equipment. However, the future liquidity of the Partnership is greatly dependent upon the collection of noncancellable rents and the residual values realized from remarketing the Partnership's equipment. It is anticipated that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations.

     Lease revenues may drop significantly in the final stages of the Partnership's operations phase due to equipment sales and lower rental revenues generated from renewal and re-lease activities. Therefore, as the Partnership approaches its liquidation phase and the final stages of its remarketing activities, it is expected that the level of quarterly cash distributions will fluctuate.

     Further, the Partnership's future cash distributions will be negatively affected by the bankruptcy of certain lessees referred to in Note 7 to the financial statements in the 1993 Annual Report. The bankruptcy of Affiliated Land Corporation ("Affiliated") will result in the Partnership's loss of any future interest in the residual value of the equipment Affiliated leased from the Partnership. Aggregate program performance will be dependent upon many factors, including the outcome of all legal proceedings, the collection of all future noncancellable rents, and the results of remarketing the Partnership's remaining equipment.


     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest. Pursuant to the agreement, Northwest will continue to lease the aircraft until May 31, 1997. The Partnership, which owns a 16% interest in this aircraft, will receive an aggregate of $962,529 in lease revenue during the four year renewal period.

     For the six months ended June 30, 1994, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,138,717. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,127,330 and the General Partners were allocated 1%, or $11,387. The second quarter 1994 cash distribution occurred on July 15, 1994.

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART II.   OTHER INFORMATION




     Item 1.               Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements, herein.

     Item 2.               Changes in Securities
                           Response:  None

     Item 3.               Defaults upon Senior Securities
                           Response:  None

     Item 4.               Submission of Matters to a Vote of Security Holders
                           Response:  None

     Item 5.               Other Information
                           Response:  None

     Item 6(a).            Exhibits
                           Response:  None

     Item 6(b).            Reports on Form 8-K
                           Response:  None









                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


          By:  AFG Leasing Incorporated,
               a Massachusetts corporation and
               the Managing General Partner of
               the Registrant.


          By:  /s/ Gary M. Romano
               Gary M. Romano
               Vice President and Controller
               (Duly Authorized Officer and
                Principal Accounting Officer)



          Date:    August 12, 1994