Form 10-Q
period 1994-09-30
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1994-11-14
CIK 808513

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended      September 30, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

or the transition period from                          to




For Quarter Ended September 30, 1994           Commission File No. 0-16512


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


_______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No____


[CAPTION]
               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                          Page


   Item 1.  Financial Statements

     Statement of Financial Position
     at September 30, 1994 and December 31, 1993                             3

     Statement of Operations
     for the three and nine months ended September 30, 1994 and 1993         4

     Statement of Cash Flows
     for the nine months ended September 30, 1994 and 1993                   5

     Notes to the Financial Statements                                     6-9


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10-14


PART II. OTHER INFORMATION:

   Items 1 - 6                                                              15





















[CAPTION]

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1994 and December 31, 1993

                                   (Unaudited)


                                                 September 30,     December 31,
                                                      1994             1993

ASSETS
Cash and cash equivalents                        $   1,230,353    $   1,870,476

Rents receivable, net of allowance for
 doubtful accounts of $60,000 and
 $113,000 at September 30, 1994 and
 December 31, 1993, respectively                       204,519          236,763

Accounts receivable - affiliate                        122,802          128,773

Equipment at cost, net of accumulated
 depreciation of $10,910,014 and
 $11,753,129 at September 30, 1994 and
 December 31, 1993, respectively                     5,410,725        6,267,867

    Total assets                                 $   6,968,399    $   8,503,879



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                    $     237,226    $     591,954
Accrued interest                                         8,924           26,632
Accrued liabilities                                     18,626           64,500
Accrued liabilities - affiliate                         18,442           11,533
Deferred rental income                                  68,550           47,446
Cash distributions payable to partners                 569,359          569,359

    Total liabilities                                  921,127        1,311,424

Partners' capital (deficit):
 General Partners                                     (187,400)        (175,947)
 Limited Partnership Interests
 (1,127,330 Units; initial purchase
 price of $25 each)                                  6,234,672        7,368,402

    Total partners' capital                          6,047,272        7,192,455

    Total liabilities and partners' capital      $   6,968,399    $   8,503,879


[CAPTION]
                   AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                 STATEMENT OF OPERATIONS
           for the three and nine months ended September 30, 1994 and 1993

                                       (Unaudited)


                                  Three Months                   Nine Months
                              Ended September 30,            Ended September 30,
                              1994            1993           1994            1993
Income:

  Lease revenue           $   423,582     $   530,537     $1,523,819      $1,599,429

  Interest income              14,515           5,496         39,260          22,504

  Gain on sale
   of equipment                41,878         298,685        103,730         462,967

     Total income             479,975         834,718      1,666,809       2,084,900


Expenses:

  Depreciation                273,725         457,751        874,181       1,565,490

  Interest expense              5,506          12,854         21,783          45,030

  Equipment management
   fees - affiliate            21,179          26,526         76,191          79,971

  Operating expenses
   - affiliate                 85,607          21,788        131,760          80,376

     Total expenses           386,017         518,919      1,103,915       1,770,867


Net income                $    93,958     $   315,799     $  562,894      $  314,033


Net income per limited
 partnership unit         $      0.08     $      0.28     $     0.49      $     0.28

Cash distributions
 declared per limited
 partnership unit         $      0.50     $      0.50     $     1.50      $     1.50

[CAPTION]
                   AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                 STATEMENT OF CASH FLOWS
                  for the nine months ended September 30, 1994 and 1993

                                       (Unaudited)

                                                                1994         1993

Cash flows from (used in) operating activities:
Net income                                                  $   562,894  $   314,033

Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation                                                874,181    1,565,490
    Gain on sale of equipment                                  (103,730)    (462,967)
    Decrease in allowance for doubtful accounts                 (53,000)          --

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                             85,244      305,799
    accounts receivable - affiliate                               5,971      (14,831)
  Increase (decrease) in:
    accrued interest                                            (17,708)     (26,507)
    accrued liabilities                                         (45,874)      (8,282)
    accrued liabilities - affiliate                               6,909      (15,167)
    deferred rental income                                       21,104       22,824

      Net cash from operating activities                      1,335,991    1,680,392

Cash flows from (used in) investing activities:
  Purchase of equipment                                         (18,346)          --
  Proceeds from equipment sales                                 105,037      878,779

      Net cash from investing activities                         86,691      878,779

Cash flows from (used in) financing activities:
  Proceeds form notes payable                                        --      125,631
  Principal payments - notes payable                           (354,728)    (599,069)
  Distributions paid                                         (1,708,077)  (1,565,736)

      Net cash used in financing activities                  (2,062,805)  (2,039,174)

Net increase (decrease) in cash and cash equivalents           (640,123)     519,997

Cash and cash equivalents at beginning of period              1,870,476    1,075,294

Cash and cash equivalents at end of period                  $ 1,230,353  $ 1,595,291


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $    39,491  $    71,537

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                               September 30, 1994
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with enerally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1993 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1993 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1994 and December 31, 1993 and results of operations for the three and nine month periods ended September 30, 1994 and 1993 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight securities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,722,352 are due as follows:

     For the year ending September 30, 1995      $   970,835
                                       1996          488,352
                                       1997          263,165

                                      Total      $ 1,722,352


     The Managing General Partner lowered the aggregate amount reserved against potentially uncollectable rents to $60,000 during the nine months ended September 30, 1994. This caused an increase in lease revenue of $53,000 or $0.05 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest Airlines, Inc. ("Northwest"). Pursuant to the agreement, Northwest will continue to lease the aircraft until July 31, 1997. The Partnership, which owns a 16% interest in this aircraft, will receive an aggregate of $962,529 in lease revenue during the thirty-eight month renewal period. Such rents are included in the future minimum rents above.


NOTE 4 - EQUIPMENT

     At September 30, 1994, the Partnership owned equipment with an original cost of $16,320,739 as summarized below. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value. The equipment is summarized as follows:

                                            Lease Term         Equipment
        Equipment Type                       (Months)           at Cost
Aircraft                                       12-60         $  8,412,409
Communications                                 12-84            1,547,195
Retail store fixtures                           1-72            1,511,637
Motor vehicles                                 12-72            1,182,898
Furniture and fixtures                         17-84            1,125,280
Trailers/intermodal containers                 36-60              668,519
Manufacturing                                  36-72              663,153
Locomotives                                    57-60              438,017
Materials handling                              1-84              305,438
Construction and mining                        36-84              303,974
Medical                                           24              116,689
Computers and peripherals                       1-60               34,773
Photocopying                                    1-36               10,757

                                Total equipment cost           16,320,739

                            Accumulated depreciation          (10,910,014)

          Equipment, net of accumulated depreciation         $  5,410,725

     The summary above includes equipment held for sale or re-lease which was fully depreciated and had an original cost of approximately $276,000 at September 30, 1994.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1994 and 1993, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                                       1994          1993

     Equipment management fees                      $  76,191     $  79,971
     Administrative charges                             9,000        11,955
     Reimbursable operating expenses
       due to third parties                           122,760        68,421

                               Total                $ 207,951     $ 160,347

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest bearing escrow account prior to remittance to the Partnership. At September 30, 1994, the Partnership was owed $122,802 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1994.


NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1994 consisted of installment notes of $237,226 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 10.3% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. All of the outstanding notes are payable in the year ended
September 30, 1995.


NOTE 7 - LEGAL PROCEEDINGS

     In 1991, a lessee of the Partnership, Healthcare Financial Services, Inc. and Healthcare International, Inc., the guarantor of certain lease obligations of Healthcare Financial Services, Inc., (collectively, the "Debtors") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Partnership and other AFG-sponsored programs filed a proof of claim in this case. The affected equipment, having a cost of $116,689 and representing 1% of the Partnership's aggregate equipment portfolio at September 30, 1994, was assumed by a successor sub-lessee which has communicated interest in purchasing the equipment. The Chapter 11 proceeding of the Debtors was dismissed on July 21, 1994. This bankruptcy is not expected to have a material adverse effect on the financial position of the Partnership.

     In July 1993, Fred Meyer, Inc. (the "plaintiff"), in anticipation of a declaration of lease default by AFG, filed a complaint against AFG (the "defendant") in the Circuit Court of the State of Oregon as a result of a dispute which arose between the plaintiff and the defendant concerning holdover rents due to the Partnership with respect to certain equipment and the fair market value of such equipment leased by the Partnership to the plaintiff. AFG filed an answer to the plaintiff's complaint and asserted a counterclaim seeking monetary damages. A Settlement Agreement, including dismissal of this case, was executed on June 22, 1994 and resulted in the plaintiff's payment of $194,988 to the Partnership for rent and residual proceeds. The equipment dispositions resulted in a net gain of $44,597, for financial statement purposes, which the Partnership recorded in June 1994. This settlement did not have a material adverse effect on the financial position of the Partnership.


NOTE 8 - SUBSEQUENT EVENT

     In connection with the indebtedness of AFG Holdings (Massachusetts) Limited Partnership ("Holdings Massachusetts") to its senior lender (the "Senior Lender"), referred to in Note 1 of the Partnership's 1993 Annual
Report on Form 10-K, which was incurred by Holdings Massachusetts in 1990 to acquire AFG and which is scheduled to mature on August 1, 1995, the management of AFG and the Senior Lender have agreed to the following actions:
(i) the Senior Lender will foreclose on its security interests in AFG
Holdings (Illinois) Limited Partnership and other affiliated parties thereby causing a change in control of AFG, and (ii) the Senior Lender will sell all of the interests it acquires in foreclosure to GDE Acquisitions Limited Partnership, a Massachusetts limited partnership entirely owned and controlled by Gary D. Engle, President and Executive Committee Member of AFG. In effect, GDE Acquisitions Limited Partnership will acquire all of the assets, rights and obligations of AFG from the Senior Lender and assume control of AFG. Purchase and sale agreements to effect this transfer were executed on October 17, 1994. The acquisition of AFG by GDE Acquisitions Limited Partnership will occur only after the foreclosure event by the Senior Lender has been concluded. In this regard, the Senior Lender provided notice on October 21, 1994 to Holdings Massachusetts and certain other affiliates of its intent to foreclose. The foreclosure event is expected to occur on or after November 11, 1994. The sale of AFG to GDE Acquisitions Limited Partnership is expected to occur on or before December 31, 1994. Notwithstanding the foregoing, AFG's executive management views the foreclosure and restructuring events favorably and looks forward to their timely conclusion. AFG will continue to be managed by its current executive group after the restructuring.



               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1994 compared to the three and nine months ended September 30, 1993:

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


Results of Operations

     For the three and nine months ended September 30, 1994, the Partnership recognized lease revenue of $423,582 and $1,523,819, respectively, compared to $530,537 and $1,599,429 for the same periods in 1993. The decrease in lease revenue from 1993 to 1994 was expected and resulted principally from primary lease term expirations and the sale of equipment. In addition, during May 1994, the Partnership re-leased an L1011-100 aircraft, in which it owns a 26.21% interest, to a third party. This re-lease will generate approximately $157,000 in additional lease revenue through November 1994.

     The Managing General Partner lowered the aggregate amount reserved against potentially uncollectable rents to $60,000 during the nine months ended September 30, 1994. This caused an increase in lease revenue of $53,000 or $0.05 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and nine months ended September 30, 1994 was $14,515 and $39,260, respectively, compared to $5,496 and $22,504 for the same periods in 1993. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1993 to 1994 is attributable to a greater availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, collection of lease revenue and the proceeds from equipment sales.

     For the three months ended September 30, 1994, the Partnership sold equipment having a net book value of $324 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $41,878 compared to a net gain of $298,685 on equipment having a net book value of $1,632 for the same period in 1993.

     For the nine months ended September 30, 1994, the Partnership sold equipment having a net book value of $1,307 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $103,730 compared to a net gain of $462,967 on equipment having a net book value of $415,812 for the same period in 1993.

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

     Depreciation expense for the three and nine months ended
September 30, 1994 was $273,725 and $874,181, respectively, compared to $457,751 and $1,565,490 for the same periods in 1993. The Partnership depreciates its equipment, on a straight-line basis, to an amount equal to its estimated residual value at the end of its useful life. Typically, useful life corresponds to the primary lease term period associated with each asset. To the extent that equipment is held longer than its expected useful life (beyond the primary lease term period), the Partnership continues to depreciate the equipment on a straight-line basis over its remaining economic life.

     Interest expense was $5,506 and $21,783 or 1.3% and 1.4% of lease revenue for the three and nine months ended September 30, 1994, respectively, compared to $12,854 and $45,030 or 2.4% and 2.8% of lease revenue for the same periods in 1993. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue in each of the periods ended September 30, 1994 and 1993 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 20.2% and 8.6% of lease revenue for the three and nine month periods ended
September 30, 1994 and 1993, respectively, compared to 4.1% and 5% of lease revenue for the same periods in 1993. The increase in operating expenses in 1994 is due primarily to repair, maintenance, legal, and other costs incurred in connection with the re-lease of an L1011-100 aircraft to a third-party.
The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

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


Discussion of Cash Flows

     The statement of cash flows summarizes the cash inflows and outflows from the Partnership's operating, investing and financing activities. The Partnership's largest source of cash is that provided by operating activities. The Partnership's operating activities generated net cash of $1,335,991 and $1,680,392 for the nine months ended September 30, 1994 and 1993, respectively.

     The Partnership reflects cash expended for equipment acquisitions and cash provided from equipment sale proceeds under investing activities. In 1994, the Partnership capitalized $18,346 in connection with the upgrade of an L1011-100 aircraft. During the nine months ended September 30, 1994, the Partnership realized $105,037 in equipment sale proceeds compared to $878,779 for the same period in 1993.

     Financing activities reflect a net cash outflow of $2,062,805 and $2,039,174 for the nine months ended September 30, 1994 and 1993, respectively. For the period ended September 30, 1993, the Partnership reflected cash inflows from leveraging a portion of the Partnership's equipment portfolio with third-party lending institutions in the amount of $125,631. During both periods, a significant cash outflow for the Partnership resulted from the repayment of notes payable. All long-term financing was provided by third-party lending institutions.

     All of the Partnership's notes payable are secured by designated equipment and the rental payments received in connection with that equipment. As rental payments are collected, a portion or all of the rental payment is used to repay the associated debt. All debt is structured such that it is fully amortized over the lease term underlying the secured equipment. Principal payments on long-term notes payable for the nine months ended September 30, 1994 and 1993 were $354,728 and $599,069, respectively.

     A major outflow of cash is attributable to quarterly cash distributions paid to the General Partners and Recognized Owners. Aggregate cash distributions paid during the nine month periods ended September 30, 1994 and 1993 were $1,708,077 and $1,565,736, respectively.

     Cash distributions to the Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital.

     Overall, cash and cash equivalents decreased by $640,123 and increased by $519,997 during the nine month periods ended September 30, 1994 and 1993, respectively.


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

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest. Pursuant to the agreement, Northwest will continue to lease the aircraft until July 31, 1997. The Partnership, which owns a 16% interest in this aircraft, will receive an aggregate of $962,529 in lease revenue during the thirty-eight month renewal period.

     For the nine months ended September 30, 1994, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,708,077. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,690,995 and the General Partners were allocated 1%, or $17,082. The third quarter 1994 cash distribution occurred on October 14, 1994.

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



          Date:    November 10, 1994