Form 10-Q/A
period 1994-09-30
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1995-01-04
CIK 808513

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


_____________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No____

                                  AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                                                FINANCIAL DATA SCHEDULE
                                                      EXHIBIT 27


   This schedule contains summary financial information extracted from the Statement of Financial Position and the
Statement of Operations and is qualified in its entirety by reference to such financial statements.


                                                                                        December 31,    September 30,
 Item Number                           Item Description                                     1993            1994
5-02(1)            cash and cash items                                                  $ 1,870,476      $ 1,230,353
5-02(2)            marketable securities                                                          0                0
5-02(3)(a)(1)      notes and accounts receivable - trade                                    478,536          387,321
5-02(4)            allowances for doubtful accounts                                        (113,000)         (60,000)
5-02(6)            inventory                                                                      0                0
5-02(9)            total current assets                                                   2,236,012        1,557,674
5-02(13)           property, plant and equipment                                         18,020,996       16,320,739
5-02(14)           accumulated depreciation                                             (11,753,129)     (10,910,014)
5-02(18)           total assets                                                           8,503,879        6,968,399
5-02(21)           total current liabilities                                                719,470          683,901
5-02(22)           bonds, mortgages and similar debt                                        591,954          237,226
5-02(28)           preferred stock-mandatory redemption                                           0                0
5-02(29)           preferred stock-no mandatory redemption                                        0                0
5-02(30)           common stock                                                                   0                0
5-02(31)           other stockholders' equity                                             7,192,455        6,047,272
5-02(32)           total liabilities and stockholders' equity                             8,503,879        6,968,399
5-03(b)1(a)        net sales of tangible products                                                 0                0
5-03(b)1           total revenues                                                         2,652,999        1,666,809
5-03(b)2(a)        cost of tangible goods sold                                                    0                0
5-03(b)2           total costs and expenses applicable to sales and revenues                      0                0
5-03(b)3           other costs and expenses                                               2,206,888        1,082,132
5-03(b)5           provision for doubtful accounts and notes                                      0                0
5-03(b)(8)         interest and amortization and debt discount                               58,308           21,783
5-03(b)(10)        income before taxes and other items                                            0                0
5-03(b)(11)        income tax expense                                                             0                0
5-03(b)(14)        income/loss continuing operations                                        387,803          562,894
5-03(b)(15)        discontinued operations                                                        0                0
5-03(b)(17)        extraordinary items                                                            0                0
5-03(b)(18)        cumulative effect-changes in accounting principles                             0                0
5-03(b)(19)        net income or loss                                                       387,803          562,894
5-03(b)(20)        earnings per share-primary                                                     0                0
5-03(b)(20)        earnings per share-fully diluted                                               0                0


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

                           Exhibit 27 - Financial Data Schedule.

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



          Date:    January 3, 1995































