Form 10-K
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1995-03-30
CIK 808513

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to

Commission file number   0-16512


                  American Income Partners III-B Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                          04-2968859
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

Exchange Place, 14th Floor, Boston, MA                 02109
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 542-1200

Securities registered pursuant to Section 12(b) of the Act:    NONE

         Title of each class         Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Act:

               1,127,330 Units Representing Limited Partnership Interest
                                   (Title of class)


                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes XX   No______

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                        DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1994 (Part I and II)

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

Item 1.    Business                                                          3

Item 2.    Properties                                                        5

Item 3.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               5


                                     PART II

Item 5.    Market for the Partnership's Securities and Related
            Security Holder Matters                                          6

Item 6.    Selected Financial Data                                           8

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Item 8.    Financial Statements and Supplementary Data                       8

Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           8


                                    PART III

Item 10.   Directors and Executive Officers of the Partnership               9

Item 11.   Executive Compensation                                           11

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                                  12

Item 13.   Certain Relationships and Related Transactions                   12


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                  14-16




PART I

Item 1.  Business.

     (a)  General Development of Business

     AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited
Partnership Act (the "Uniform Act") on June 29, 1987 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the Managing General Partner (AFG Leasing Incorporated) and $100 from the
Initial Limited Partner (AFG Assignor Corporation).  On September 29, 1987, the
Partnership issued 1,127,330 units, representing assignments of limited partnership interests (the "Units") to 2,125 investors. Unitholders and Limited
Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. Subsequent to the Partnership's Closing on
September 29, 1987, the Partnership had five General Partners:  AFG Leasing
Incorporated, a Massachusetts corporation,  Kestutis J. Makaitis, Daniel J.
Roggemann, Martin F. Laughlin, and Geoffrey A. MacDonald (collectively the
"General Partners"). Messrs. Makaitis, Roggemann and Laughlin subsequently elected to withdraw as Individual General Partners. The General Partners, each of which is affiliated with American Finance Group ("AFG"), a Massachusetts partnership, are not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated
Agreement").

     (b)  Financial Information About Industry Segments

     The Partnership is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment.
Industry segment data is not applicable.

     (c)  Narrative Description of Business

     The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives are to acquire and lease equipment which will:

     1. Generate quarterly cash distributions;

     2. Preserve and protect invested capital; and

     3. Maintain substantial residual value for ultimate sale.

     The Partnership has the additional objective of providing certain federal income tax benefits.

     The Closing Date of the Offering of Units of the Partnership was September 29, 1987. The initial purchase of equipment and the associated lease commitments occurred on September 29, 1987. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein. The Partnership will terminate no later than September 29, 1998.

     The Partnership has no employees; however, it entered into a Management
Agreement with AFG (the "Manager") coincident with the commencement of operations. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

     The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses.
Consequently, the success of the Partnership is largely dependent upon the ability of the Managing General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.

     In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in equipment, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including limited partnerships and trusts, organized and managed similarly to the Partnership and including other AFG sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the Managing General Partner and the Manager.

     Generally, the Partnership is prohibited from reinvesting the proceeds generated by refinancing or selling equipment. Accordingly, it is anticipated that the Partnership will begin to liquidate its portfolio of equipment at the expiration of the initial lease terms and to distribute the net liquidation proceeds. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the Managing General Partner and the Manager.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1994, 1993 and 1992 is incorporated herein by reference to Note 2 to the financial statements in the 1994 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

     Default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the Managing General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to repay related debt.

     AFG is a successor to the business of American Finance Group, Inc., a Massachusetts corporation engaged since its inception in 1980 in various aspects of the equipment leasing business. In 1990, certain members of AFG's management, principally Geoffrey A. MacDonald, Chief Executive Officer and co-founder of AFG, established AFG Holdings (Massachusetts) Limited Partnership
("Holdings Massachusetts") to acquire ownership and control of AFG.  Holdings
Massachusetts effected this event by acquiring all of the equity interests of AFG's two partners, AFG Holdings Illinois Limited Partnership ("Holdings
Illinois") and AFG Corporation. Holdings Massachusetts incurred significant indebtedness to finance this acquisition, a significant portion of which was scheduled to mature in 1995.

     On December 16, 1994, the senior lender to Holdings Massachusetts (the
"Senior Lender") assumed control of its security interests in Holdings Illinois and AFG Corporation and sold all such interests to GDE Acquisitions Limited
Partnership, a Massachusetts limited partnership owned and controlled entirely by Gary D. Engle, President and member of the Executive Committee of AFG. As a result of this transaction, GDE Acquisitions Limited Partnership acquired all of the assets, rights and obligations of AFG from the Senior Lender and assumed control of AFG. Geoffrey A. MacDonald remains as Chief Executive Officer of AFG and member of its Executive Committee.

     In 1991, Clou Investments (U.S.A.), Inc. ("CLOU"), a newly formed and wholly-owned subsidiary of Clou Containers GmbH, purchased approximately a five percent (5%) non-voting limited partnership interest (the "Minority Interest") in Holdings Illinois. On October 29, 1992, AFG repurchased the Minority
Interest at the purchase price originally paid by CLOU.

     (d) Financial Information About Foreign and Domestic Operations and Export
         Sales

     Not applicable.


Item 2.  Properties.

     Incorporated herein by reference to Note 3 to the financial statements in the 1994 Annual Report.


Item 3.  Legal Proceedings.

     Incorporated herein by reference to Note 7 to the financial statements in the 1994 Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5.  Market for the Partnership's Securities and Related Security
          Holder Matters.

     (a) Market Information

     There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

     At December 31, 1994, there were 2,151 recordholders of Units in the Partnership.

     (c) Dividend History and Restrictions

     Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From
Sales or Refinancings are determined and distributed to the Partners quarterly.
Each quarter's distribution may vary in amount. Distributions may be made to the Managing General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the Managing
General Partner is entitled at the time such distribution is made. Currently, there are no restrictions that materially limit the Partnership's ability to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Partnership believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable
Cash From Sales or Refinancings. The Partnership expects to continue to distribute all Distributable Cash From Operations and Distributable Cash From
Sales or Refinancings on a quarterly basis.

[CAPTION]
     Distributions in 1994 and 1993 were as follows:

                                                      General       Recognized
                                       Total          Partners        Owners

     Total 1994 distributions       $ 2,277,434     $    22,774    $ 2,254,660

     Total 1993 distributions         2,277,434          22,774      2,254,660

                        Total       $ 4,554,868     $    45,548    $ 4,509,320

     Distributions payable were $569,359 at both December 31, 1994 and 1993.


     "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the Managing General Partner, and increased by any portion of such reserves deemed by the Managing General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment
Management Fees and, after Payout, further reduced by all accrued and unpaid
Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

     "Distributable Cash From Sales or Refinancings" means Cash From Sales or
Refinancings as reduced by (i)(a) amounts realized from any loss or destruction of equipment which the Managing General Partner determines shall be reinvested in similar equipment for the remainder of the original lease term of the lost or destroyed equipment, or in isolated instances, in other equipment, if the Managing General Partner determines that investment of such proceeds will significantly improve the diversity of the Partnership's equipment portfolio, and subject in either case to satisfaction of all existing indebtedness secured by such equipment to the extent deemed necessary or appropriate by the Managing
General Partner, and (b) the proceeds from the sale of an interest in equipment pursuant to any agreement governing a joint venture which the Managing General
Partner determines will be invested in additional equipment or interests in equipment and which ultimately are so reinvested and (ii) any accrued and unpaid
Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated
Remarketing Fees.

     "Cash From Sales or Refinancings" means cash received by the Partnership from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Partnership required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partners, but not including any Subordinated Remarketing Fees whether or not then due and payable) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the Managing General Partner and (ii) increased by any portion of such reserves deemed by the Managing General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From
Sales or Refinancings until the obligations are fully satisfied.

     Each distribution of Distributable Cash From Operations and Distributable
Cash From Sales or Refinancings of the Partnership shall be made 99% to the Recognized Owners and 1% to the General Partners until Payout and 85% to the Recognized Owners and 15% to the General Partners after Payout.

     "Payout" is defined as the first time when the aggregate amount of all distributions to the Recognized Owners of Distributable Cash From Operations and
Distributable Cash From Sales or Refinancings equals the aggregate amount of the Recognized Owners' original capital contributions plus a cumulative annual return of 10% (compounded quarterly and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Recognized Owners exceed the amount required to satisfy the cumulative annual return of 10% (compounded quarterly) on the Recognized Owners'

aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter.

     Distributable Cash From Operations and Distributable Cash From Sales or
Refinancings ("Distributions") are distributed within 60 days after the completion of each quarter of the year, beginning with the first full fiscal quarter following the Partnership's Closing Date. Each Distribution is described in a statement sent to the Recognized Owners.


Item 6.  Selected Financial Data.

     Incorporated herein by reference to the section entitled "Selected
Financial Data" in the 1994 Annual Report.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

     Incorporated herein by reference to the section entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report.


Item 8.  Financial Statements and Supplementary Data.

     Incorporated herein by reference to the financial statements and supplementary data included in the 1994 Annual Report.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.

     None.





















PART III

Item 10.  Directors and Executive Officers of the Partnership.

     (a-b) Identification of Directors and Executive Officers

     The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing Incorporated is the Managing General Partner of the Partnership. Under the Restated Agreement, as amended, the Managing General
Partner is responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing General Partner as of March 15, 1995 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE
MANAGING GENERAL PARTNER (See Item 13)

              Name                        Title                 Age      Term

     Geoffrey A. MacDonald   Chief Executive Officer,            46     Until a
                             Chairman and a member of the              successor
                             Executive Committee of AFG and             is duly
                             President and a Director of the            elected
                             Managing General Partner                     and
                                                                       qualified
     Gary D. Engle           President, Chief Operating          46
                             Officer, and a member of the
                             Executive Committee of AFG and
                             Vice President and a Director
                             of the Managing General Partner

     J. Patrick Dowdall      Executive Vice President, General   47
                             Counsel, Secretary and a member
                             of the Executive Committee of AFG
                             and Vice President, Clerk and a
                             Director of the Managing General
                             Partner

     Gary M. Romano          Vice President and Controller       35
                             of AFG and the Managing General
                             Partner

     Jeffrey F. Zerrer       Senior Vice President, Lease        38
                             Marketing, of AFG and Vice
                             President of the Managing
                             General Partner

     Joseph P. Tufts         Vice President, Asset Management,   43
                             of AFG and the Managing General
                             Partner

     Donald R. Dugan         Vice President and Treasurer of     33
                             AFG and the Managing General
                             Partner

     (c) Identification of Certain Significant Persons

     None.

     (d) Family Relationship

     No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

     (e) Business Experience

     Mr. MacDonald, age 46 is a co-founder, Chief Executive Officer, Chairman and a member of the Executive Committee of AFG and President and a Director of the Managing General Partner. Mr. MacDonald served as a co-founder, Director and Senior Vice President of AFG's predecessor corporation from 1980 to 1988.
Mr. MacDonald is Vice President of American Finance Group Securities Corp.
Prior to co-founding AFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr.
MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

     Mr. Engle, age 46 is President, Chief Operating Officer and a member of the Executive Committee of AFG and President of AFG Realty. Mr. Engle is Vice
President, and a Director of certain of AFG's affiliates, including the Managing
General Partner.  On December 16, 1994, Mr. Engle acquired control of AFG, the
Managing General Partner and each of AFG's subsidiaries.  From 1987 to 1990, Mr.
Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior
Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

     Mr. Dowdall, age 47, joined AFG in January 1994 as General Counsel,
Executive Vice President, Secretary and a member of the Executive Committee of AFG. Mr. Dowdall is also a Director, Vice President and Clerk of certain of AFG's affiliates, including the Managing General Partner. Prior to joining AFG,
Mr. Dowdall was a Partner with Bingham, Dana & Gould.  Mr. Dowdall holds a J.D.
degree from Harvard Law School, a Ph.D. in Government from Harvard University and a B.A. degree from the University of Notre Dame.

     Mr. Romano, age 35, is Vice President and Controller of AFG and certain of its affiliates, including the Managing General Partner. Mr. Romano joined AFG in November 1989 and was appointed Vice President and Controller in April 1993.
Prior to joining AFG, Mr. Romano was Assistant Controller for a privately-held real estate development and management company which he joined in 1987. Mr.
Romano held audit staff and Manager positions at Ernst & Whinney from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

     Mr. Zerrer, age 38, joined AFG in May 1984 and was promoted to Regional
Vice President in 1987.  In 1988, Mr. Zerrer was promoted to Vice President of
Marketing.  In 1990, Mr. Zerrer was appointed Senior Vice President, Lease
Marketing, of AFG. Mr. Zerrer is also a Vice President of certain of AFG's affiliates, including the Managing General Partner. Prior to joining AFG, Mr.
Zerrer was employed as a Regional Manager by Leasing Services, Inc. from 1982 to 1984 and previously by Chancellor Corporation (both equipment leasing companies). Mr. Zerrer holds a B.S. degree from Northeastern University.

     Mr. Tufts, age 43, joined AFG in August 1992 as Vice President, Asset
Management of AFG and certain of its affiliates, including the Managing General
Partner.  Prior to joining AFG, Mr. Tufts was employed by McDonnell-Douglas
Capital Corporation as Director of Asset Management Operations from 1991 to 1992 and previously by Bank of New England Leasing from 1975 to 1991 as Vice
President of Asset Management.  Mr. Tufts holds a B.A. degree from Bowdoin
College.

     Mr. Dugan, age 33, is Vice President and Treasurer of AFG and certain of its affiliates, including the Managing General Partner. Prior to joining AFG in November 1989, Mr. Dugan was a Lieutenant in the United States Navy. Mr. Dugan holds an M.B.A. from Boston College and a B.S. degree from the United States
Naval Academy.

     (f) Involvement in Certain Legal Proceedings

     None.

     (g) Promoters and Control Persons

     See Item 10 (a-b) above.


Item 11.  Executive Compensation.

     (a) Cash Compensation

     Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the Managing General Partner or its Affiliates. There is no plan at the present time to make any officers or employees of the Managing
General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the Managing General Partner or its Affiliates.

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 10.4 of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and in Note 4 to the financial statements included in Item 14, herein.

     (d) Compensation of Directors

     None.

     (e) Termination of Employment and Change of Control Arrangement

     There exists no remuneration plan or arrangement with the General Partners or the Managing General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:


     1. Amendment of the Restated Agreement;

     2. Termination of the Partnership;

     3. Removal of the General Partners; and

     4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

     No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 1,127,330 outstanding Units as of March 1, 1995.

     The ownership and organization of AFG is described in Item 1 of this report.


Item 13.  Certain Relationships and Related Transactions.

     The Managing General Partner of the Partnership is AFG Leasing
Incorporated, an affiliate of AFG.

     (a) Transactions with Management and Others

[CAPTION]

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended
December 31, 1994, 1993 and 1992, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                            1994           1993           1992

     Equipment management fees           $  92,431      $ 104,953      $ 217,961
     Administrative charges                 12,000         14,955         12,000
     Reimbursable operating expenses
      due to third parties                 146,185         92,152        131,794

                               Total     $ 250,616      $ 212,060      $ 361,755

     As provided under the terms of the Management Agreement, AFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, AFG is compensated by an amount equal to 4.75% of Equipment Base Price paid by the Partnership. For management services, AFG is compensated by an amount equal to the lesser of (i) 5% of gross lease rental revenue or (ii) fees which the Managing General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to AFG for services connected to the sale of equipment is calculated as the lesser of
(i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

     Administrative charges represent amounts owed to AFG, pursuant to Section
10.4 of the Restated Agreement, as amended, for persons employed by AFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by AFG on behalf of the Partnership which are reimbursed to AFG.

     All equipment was acquired from AFG, one of its affiliates, including other equipment leasing programs sponsored by AFG, or from third-party sellers. The
Partnership's Purchase Price was determined by the method described in Note 2, included in Item 14, herein.

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.
At December 31, 1994, the Partnership was owed $125,811 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1995.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     See Item 13(a) above.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this report:

          (1)      Financial Statements:

                   Report of Independent Auditors............................  *

                   Statement of Financial Position
                    at December 31, 1994 and 1993............................  *

                   Statement of Operations
                    for the years ended December 31, 1994, 1993 and 1992.....  *

                   Statement of Changes in Partners' Capital
                    for the years ended December 31, 1994, 1993 and 1992.....  *

                   Statement of Cash Flows
                    for the years ended December 31, 1994, 1993 and 1992.....  *

                   Notes to the Financial Statements.........................  *

          (2)      Financial Statement Schedules:

                   None required.

          (3)      Exhibits:

                   Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

        Exhibit
        Number

           4       Amended and Restated Agreement and Certificate of Limited
                   Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No.
                   33-11160).

          13 The 1994 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

          23       Consent of Independent Auditors.


* Incorporated herein by reference to the appropriate portion of the 1994 Annual
  Report to security holders for the year ended December 31, 1994. (See Part II)

        Exhibit
        Number

          99 (a) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 as Exhibit 28 (b) and is incorporated herein by reference.

          99 (b) Lease agreement with Bally's Health and Tennis Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (d) and is incorporated herein by reference.

          99 (c) Lease agreement with Equicor, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1993 as Exhibit 28 (e) and is incorporated herein by reference.

     (b) Reports on Form 8-K

          Report on Form 8-K was filed electronically on January 4, 1995 describing the change of ownership and control of AFG.


                                                               Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form
10-K) of American Income Partners III-B Limited Partnership of our report dated
February 24, 1995, included in the 1994 Annual Report to the Partners of
American Income Partners III-B Limited Partnership.


                                                        ERNST & YOUNG LLP






Boston, Massachusetts
February 24, 1995






























                                   SIGNATURES

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


                    AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


                    By: AFG Leasing Incorporated,
                    a Massachusetts corporation and the
                    Managing General Partner of the Registrant.






By: /s/  GEOFFREY A. MACDONALD                  By: /s/  GARY D. ENGLE
Geoffrey A. MacDonald                           Gary D. Engle
Chief Executive Officer,                        President, Chief Operating
Chairman and a member of the                    Officer, and a member of the
Executive Committee of AFG and                  Executive Committee of AFG and
President and a Director of the                 Vice President and a Director
Managing General Partner                        of the Managing General Partner
(Principal Executive Officer)                   (Principal Financial Officer)




Date:    March 30, 1995                         Date:    March 30, 1995



By: /s/  J. PATRICK DOWDALL                     By: /s/  GARY M. ROMANO
J. Patrick Dowdall                              Gary M. Romano
Executive Vice President, General               Vice President and Controller
Counsel, Secretary and a member of              of AFG and the Managing General
the Executive Committee of AFG                  Partner
and Vice President, Clerk and a                 (Principal Accounting Officer)
Director of the Managing General
Partner



Date:    March 30, 1995                         Date:    March 30, 1995






SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report has been sent to the Recognized Owners. A report will be furnished to the Recognized Owners subsequent to the date hereof.

     No proxy statement has been or will be sent to the Recognized Owners.
