Form 10-Q
period 1995-06-30
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1995-08-14
CIK 808513

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995



                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


For Quarter Ended June 30, 1995              Commission File No. 0-16512


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

                             FORM 10-Q

                               INDEX




PART I.  FINANCIAL INFORMATION:                                    Page


     Item 1.   Financial Statements

     Statement of Financial Position
       at June 30, 1995 and December 31, 1994                         3

     Statement of Operations
       for the three and six months ended June 30, 1995 and 1994      4

     Statement of Cash Flows
       for the six months ended June 30, 1995 and 1994                5

     Notes to the Financial Statements                              6-8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                     13

[CAPTION]

          AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                    STATEMENT OF FINANCIAL POSITION
                  June 30, 1995 and December 31, 1994

                              (Unaudited)


                                             June 30,     December 31,
                                               1995           1994
ASSETS

Cash and cash equivalents                      $822,447      $958,005

Rents receivable, net of allowance
 for doubtful accounts of $60,000                33,785       225,496

Accounts receivable - affiliate                  48,073       125,811

Equipment at cost, net of accumulated
 depreciation of $9,777,287 and
 $10,675,416 at June 30, 1995 and
 December 31, 1994, respectively               4,800,602    5,155,573

    Total assets                              $5,704,907   $6,464,885


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                  $ 11,474      $223,620
Accrued interest                                     75         8,572
Accrued liabilities                              15,000        15,500
Accrued liabilities - affiliate                   8,798         3,557
Deferred rental income                           32,239        29,985
Cash distributions payable to partners          355,850       569,359

    Total liabilities                           423,436       850,593

Partners' capital (deficit):
 General Partners                              (195,056)     (191,728)
 Limited Partnership Interests
 (1,127,330 Units; initial purchase
 price of $25 each)                           5,476,527     5,806,020

    Total partners' capital                   5,281,471     5,614,292

    Total liabilities and partners' capital  $5,704,907    $6,464,885


[CAPTION]

          AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                        STATEMENT OF OPERATIONS
       for the three and six months ended June 30, 1995 and 1994

                              (Unaudited)


                           Three Months                Six Months
                          Ended June 30,             Ended June 30,
                             1995     1994          1995         1994

Income:

 Lease revenue             $284,598  $633,048   $524,525    $ 1,100,237

 Interest income             11,010   13,863      22,055         24,745

 Gain on sale of equipment   20,090   61,494     281,012         61,852

   Total income             315,698  708,405     827,592      1,186,834


Expenses:

 Depreciation               177,099  295,009     354,971        600,456

 Interest expense               222    7,547         710         16,277

 Equipment management
  fees - affiliate           14,230   31,653      26,226         55,012

 Operating expenses
  - affiliate                31,419   20,725      66,808         46,153

   Total expenses           222,970  354,934     448,715        717,898

Net income                 $ 92,728  $353,471   $378,877       $468,936


Net income
 per limited partnership
 unit                     $    0.08  $   0.31   $  0.33        $   0.41

Cash distributions declared
 per limited partnership
 unit                     $    0.31  $   0.50   $  0.62        $   1.00


[CAPTION]
          AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                        STATEMENT OF CASH FLOWS
            for the six months ended June 30, 1995 and 1994

                              (Unaudited)

                                                   1995           1994

Cash flows from (used in) operating
activities:

Net income                                       $378,877       $468,936

Adjustments to reconcile net income to
 net cash from operating activities:
    Depreciation                                  354,971        600,456
    Gain on sale of equipment                    (281,012)       (61,852)
    Decrease in allowance for doubtful accounts        --        (53,000)

Changes in assets and liabilities
 Decrease (increase) in:
    rents receivable                              191,711        142,780
    accounts receivable - affiliate                77,738       (231,472)
 Increase (decrease) in:
    accrued interest                               (8,497)        (8,790)
    accrued liabilities                              (500)         1,000
    accrued liabilities - affiliate                 5,241          4,188
    deferred rental income                          2,254         17,645

     Net cash from operating activities           720,783        879,891

Cash flows from investing activities:
 Proceeds from equipment sales                    281,012         62,835

     Net cash from investing activities           281,012         62,835

Cash flows used in financing activities:
     Principal payments - notes payable          (212,146)      (223,380)
     Distributions paid                          (925,207)    (1,138,717)

     Net cash used in financing activities     (1,137,353)    (1,362,097)

Net decrease in cash and cash equivalents        (135,558)      (419,371)

Cash and cash equivalents at beginning of period  958,005      1,870,476

Cash and cash equivalents at end of period       $822,447     $1,451,105


Supplemental   disclosure   of   cash   flow
information:
   Cash paid during the period for interest      $  9,207     $   25,067


        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)


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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1995, the Partnership had $810,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,471,220 are due as follows:


    For the year ending June 30, 1996      $    807,029
                                 1997           513,480
                                 1998           150,711

                                Total      $  1,471,220




NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                Lease Term         Equipment
Equipment Type                   (Months)           at Cost

Aircraft                             36-60       $  8,412,409
Retail store fixtures                 1-72          1,511,637
Communications                        1-60          1,333,533
Motor vehicles                       12-72          1,177,235
Trailers/intermodal containers       36-60            668,519
Manufacturing                        36-72            663,153
Locomotives                          57-60            438,017
Materials handling                    1-84            231,156
Medical                                 24            116,689
Computers and peripherals             1-60             25,541

                      Total equipment cost         14,577,889

                  Accumulated depreciation         (9,777,287)

Equipment, net of accumulated depreciation       $  4,800,602


      At   June   30,  1995,  the  Partnership's  equipment  portfolio
included equipment having a proportionate original cost of $11,546,462, representing approximately 79% of total equipment cost.

     The  summary above includes equipment held for sale  or  re-lease
with   a  cost  of  approximately  $295,000   which  had  been   fully
depreciated at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                        1995          1994


Equipment management fees          $    26,226    $   55,012
Administrative charges                  10,500         6,000
Reimbursable operating expenses
   due to third parties                 56,308        40,153

                          Total    $    93,034    $  101,165



     All  rents  and  proceeds from the sale  of  equipment  are  paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the Partnership was owed $48,073 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1995 consisted of installment notes of $11,474 payable to banks and institutional lenders. All of the installment notes are non-recourse, with an interest rate of 6.25% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents in the year ending June 30, 1996.

        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


Item   2.    Management's   Discussion  and  Analysis   of   Financial
Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994:

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


Results of Operations

      For the three and six months ended June 30, 1995, the Partnership recognized lease revenue of $284,598 and $524,525, respectively, compared to $633,048 and $1,100,237 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

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

     At June 30, 1994, the Managing General Partner reviewed the aggregate amount reserved against potentially uncollectable rents and determined a reserve of $60,000 would be appropriate.
Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $53,000. It cannot be determined whether  the  Partnership  will recover any  past  due  rents  in  the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and six months ended June 30, 1995 was $11,010 and $22,055 compared to $13,863 and $24,745 for
the   same  periods  in  1994.   Interest  income  is  generated  from
temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 was attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.



        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


     During the three and six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $20,090 and $281,012, respectively.

     During  the  three  and  six months  ended  June  30,  1994,  the
Partnership sold equipment having a net book value of $983 which resulted in net gains, for financial statement purposes, of $61,494 and $61,852, respectively.

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

     Depreciation expense for the three and six months ended June 30, 1995 was $177,099 and $354,971, respectively, compared to $295,009 and $600,456 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $222 and $710 or less than 1% of lease revenue for each of the three and six month periods ended June 30,
1995, respectively, compared to $7,547 and $16,277 or 1.2% and 1.5% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue in each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 11% and 12.7% of lease revenue for the three and six month periods ended
June 30, 1995, respectively, compared to 3.3% and 4.2% of lease revenue for


        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due primarily to higher premiums in connection with supplemental insurance policies carried by the Partnership on certain aircraft and an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding
"Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $720,783 and $879,891 in 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $281,012 in equipment sale proceeds compared to $62,835 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

      Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities.
For the six month period ended June 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $711,698. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or



        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


$704,581,  and  the  General Partners were allocated  1%,  or  $7,117.
The   second  quarter  1995  cash  distribution  was  paid   on   July
14, 1995.

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



        AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


                  By:    AFG Leasing Incorporated a Massachusetts
                         corporation and the Managing General
                         Partner of the Registrant.


                  By:    /s/ Gary M. Romano

                       Gary M. Romano
                       Vice President and Controller
                       (Duly Authorized Officer and
                       Principal Accounting Officer)



                  Date:   August 11, 1995