Form 10-Q
period 1995-09-30
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1995-11-15
CIK 808513





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-16512


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

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13






                   The accompanying notes are an integral part

                          of these financial statements

                                                             5

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                  September 30,           December 31,
                                                                                         1995                    1994
ASSETS

Cash and cash equivalents                                                         $       797,604         $       958,005

Rents receivable, net of allowance for doubtful
     accounts of $60,000                                                                   78,835                 225,496

Accounts receivable - affiliate                                                           127,455                 125,811

Equipment at cost, net of accumulated depreciation of
     $7,410,125 and $10,675,416 at September 30, 1995
     and December 31, 1994, respectively                                                4,623,502               5,155,573
                                                                                  ---------------         ---------------

         Total assets                                                             $    5,627,396          $    6,464,885
                                                                                  ==============          ==============



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                                  --         $       223,620
Accrued interest                                                                               --                   8,572
Accrued liabilities                                                               $         13,750                 15,500
Accrued liabilities - affiliate                                                             2,143                   3,557
Deferred rental income                                                                     64,729                  29,985
Cash distributions payable to partners                                                    355,849                 569,359
                                                                                  ---------------         ---------------

         Total liabilities                                                                436,471                 850,593
                                                                                  ---------------         ---------------

Partners' capital (deficit):
     General Partners                                                                    (195,961)               (191,728)
     Limited Partnership Interests
     (1,127,330 Units; initial purchase price of $25 each)                              5,386,886               5,806,020
                                                                                  ---------------         ---------------

         Total partners' capital                                                        5,190,925               5,614,292
                                                                                  ---------------         ---------------

         Total liabilities and partners' capital                                  $    5,627,396          $    6,464,885
                                                                                  ==============          ==============



               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              ------------------    ------------------    ------------------    -----------
Income:

     Lease revenue                            $       275,818       $       423,582       $       800,343       $     1,523,819

     Interest income                                   10,716                14,515                32,771                39,260

     Gain on sale of equipment                        189,695                41,878               470,707               103,730
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 476,229               479,975             1,303,821             1,666,809
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation                                     177,100               273,725               532,071               874,181

     Interest expense                                      16                 5,506                   726                21,783

     Equipment management fees
         - affiliate                                   13,791                21,179                40,017                76,191

     Operating expenses - affiliate                    20,019                85,607                86,827               131,760
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               210,926               386,017               659,641             1,103,915
                                              ---------------       ---------------       ---------------       ---------------


Net income                                    $       265,303       $         93,958      $       644,180       $       562,894
                                              ===============       ================      ===============       ===============


Net income
     per limited partnership unit             $             0.23    $             0.08    $             0.57    $             0.49
                                              ==================    ==================    ==================    ==================

Cash distributions declared
     per limited partnership unit             $             0.31    $             0.50    $             0.94    $             1.50
                                              ==================    ==================    ==================    ==================





               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                         1995                   1994
                                                                                  ------------------     -----------
Cash flows from (used in) operating activities:
Net income                                                                        $       644,180        $       562,894

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                     532,071                874,181
         Gain on sale of equipment                                                       (470,707)              (103,730)
         Decrease in allowance for doubtful accounts                                           --                (53,000)

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                 146,661                 85,244
         accounts receivable - affiliate                                                   (1,644)                 5,971
     Increase (decrease) in:
         accrued interest                                                                  (8,572)               (17,708)
         accrued liabilities                                                               (1,750)               (45,874)
         accrued liabilities - affiliate                                                   (1,414)                 6,909
         deferred rental income                                                            34,744                 21,104
                                                                                  ---------------        ---------------

              Net cash from operating activities                                          873,569              1,335,991
                                                                                  ---------------        ---------------

Cash flows from investing activities:
     Purchase of equipment                                                                     --                (18,346)
     Proceeds from equipment sales                                                        470,707                105,037
                                                                                  ---------------        ---------------

              Net cash from investing activities                                          470,707                 86,691
                                                                                  ---------------        ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                  (223,620)              (354,728)
     Distributions paid                                                                (1,281,057)            (1,708,077)
                                                                                  ---------------        ---------------

              Net cash used in financing activities                                    (1,504,677)            (2,062,805)
                                                                                  ---------------        ---------------

Net decrease in cash and cash equivalents                                                (160,401)              (640,123)

Cash and cash equivalents at beginning of period                                          958,005              1,870,476
                                                                                  ---------------        ---------------

Cash and cash equivalents at end of period                                        $       797,604        $    1,230,353
                                                                                  ===============        ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $           9,298      $         39,491
                                                                                  =================      ================



              AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1995, the Partnership had $795,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,280,720 are due as follows:


     For the year ending September 30,       1996                  $     707,910
                                             1997                        516,699
                                             1998                         56,111
                                                                 ---------------

                                            Total                   $  1,280,720
                                                                    ============

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                      Equipment
         Equipment Type                                         (Months)                       at Cost

Aircraft                                                          36-60                      $   8,412,409
Motor vehicles                                                    12-72                          1,177,235
Communications                                                     1-60                            975,717
Manufacturing                                                     36-72                            663,153
Locomotives                                                       57-60                            438,017
Materials handling                                                 1-84                            231,156
Medical                                                              24                            116,689
Computers and peripherals                                          1-60                             19,251
                                                                                          ----------------

                                                   Total equipment cost                         12,033,627

                                               Accumulated depreciation                         (7,410,125)

                             Equipment, net of accumulated depreciation                      $   4,623,502

                                                                                             =============

     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,028,529, representing approximately 83% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost of approximately $276,000 which had been fully depreciated at September 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1995                  1994
                                                        ---------------       ---------

     Equipment management fees                            $      40,017         $      76,191
     Administrative charges                                      15,750                 9,000
     Reimbursable operating expenses
         due to third parties                                    71,077               122,760
                                                         --------------         -------------

                                     Total                $     126,844$    207,951
                                                          =========================


         All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $127,455 by AFG for such funds and the interest thereon.
These funds were remitted to the Partnership in October 1995.
               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 97,560 Units or 8.65% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

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


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $275,818 and $800,343, respectively, compared to $423,582 and $1,523,819 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

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

     Interest income for the three and nine months ended September 30, 1995 was $10,716 and $32,771 compared to $14,515 and $39,260 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 was attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

               AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




     During the three and nine months ended September 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $189,695 and $470,707, respectively.

     During the three and nine months ended September 30, 1994, the Partnership sold equipment having a net book value of $324 and $1,307, respectively, which resulted in net gains, for financial statement purposes, of $41,878 and $103,730, respectively.

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

     Depreciation expense for the three and nine months ended September 30, 1995 was $177,100 and $532,071, respectively, compared to $273,725 and $874,181 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $16 and $726 or less than 1% of lease revenue for each of the three and nine month periods ended September 30, 1995, respectively, compared to $5,506 and $21,783 or 1.3% and 1.4% of lease revenue for the same periods in 1994. Interest expense is not expected to be incurred in future periods due to the retirement of all outstanding debt obligations.

     Management fees were 5% of lease revenue in each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 7.3% and 10.9% of lease revenue for the three and nine month periods ended September 30, 1995, respectively, compared to 20.2% and 8.6% of lease revenue for the same periods in 1994. Operating expenses were higher in 1994 than in 1995 due to repair, maintenance, legal and other costs incurred in connection with the re-lease of an L1011-100 aircraft to a third party. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $873,569 and $1,335,991 in 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. In 1994, the Partnership capitalized $18,346 in connection with the upgrade of an L1011-100 aircraft. During the nine months ended September 30, 1995, the Partnership realized $470,707 in equipment sale proceeds compared to $105,037 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally  coincides  with the  lease  rental  term).  As  rental  payments  are collected,  a  portion  or all of the  rental  payment  is  used  to  repay  the associated indebtedness. At September 30, 1995, the Partnership had no outstanding indebtedness.

     Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine month period ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,067,547. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,056,872, and the General Partners were allocated 1%, or $10,675. The third quarter 1995 cash distribution was paid on October 13, 1995.

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


                               Date:    November 13, 1995