Form 10-K
period 1995-12-31
AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP
filed 1996-04-01
CIK 808513

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ XX]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

                                                            OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                           to

Commission file number              0-16512


               American Income Partners III-B Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                     04-2968859
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                             Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA                         02114
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act             NONE

  Title of each class                Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Act:

            1,127,330 Units Representing Limited Partnership Interest
                                                     (Title of class)


                                                     (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. Yes XX         No

       State  the   aggregate   market   value  of  the  voting  stock  held  by
nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                 DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)

                                                          -2-
                                    AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                                                                      Page

                                                          PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             5

Item 3.           Legal Proceedings                                                                                      5

Item 4.           Submission of Matters to a Vote of Security Holders                                                    5


                                     PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                            6

Item 6.           Selected Financial Data                                                                                7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                             7

Item 8.           Financial Statements and Supplementary Data                                                            7

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                             8


                                                         PART III

Item 10.          Directors and Executive Officers of the Partnership                                                    9

Item 11.          Executive Compensation                                                                                 10

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                         11

Item 13.          Certain Relationships and Related Transactions                                                         11


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     14-17







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

        The Partnership has no employees; however, it entered into a Management Agreement with AFG (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment,
(ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

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

        Generally, the Partnership is prohibited from reinvesting the proceeds generated by refinancing or selling equipment. Accordingly, it is anticipated that the Partnership will begin to liquidate its portfolio of equipment at the expiration of the initial lease terms and to distribute the net liquidation proceeds. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the Managing General Partner and the Manager. In accordance with the Partnership's stated investment objectives and policies, the Managing General Partner is also considering winding-up the Partnership's operations, including the liquidation of its entire portfolio.

        Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1995, 1994 and 1993 is incorporated herein by reference to Note 2 to the financial statements in the 1995 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Not applicable.

Item 2.  Properties.

        Incorporated herein by reference to Note 3 to the financial statements in the 1995 Annual Report.

Item 3.  Legal Proceedings.

        Incorporated herein by reference to Note 6 to the financial statements in the 1995 Annual Report.

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

        At December 31, 1995, there were 1,925 recordholders of Units in the Partnership.

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

        Distributions in 1995 and 1994 were as follows:
                                                                                       General                  Recognized
                                                              Total                   Partners                    Owners

Total 1995 distributions                                  $   1,281,056             $      12,811             $   1,268,245

Total 1994 distributions                                      2,277,434                    22,774                 2,254,660

                    Total                                  $  3,558,490            $       35,585              $  3,522,905


        Distributions payable were $213,508 and $569,359 at December 31, 1995 and 1994, respectively.

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

Item 6.  Selected Financial Data.

        Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1995 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

        Incorporated herein by reference to the financial statements and supplementary data included in the 1995 Annual Report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

        (a-b) Identification of Directors and Executive Officers

        The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing Incorporated is the Managing General Partner of the Partnership. Under the Restated Agreement, as amended, the Managing General Partner is responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing General Partner as of March 15, 1996 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE
MANAGING GENERAL PARTNER (See Item 13)
                Name                                            Title                             Age             Term

Geoffrey A. MacDonald                      Chief Executive Officer,                                              Until a
                                           Chairman and a member of the                                         successor
                                           Executive Committee of AFG and                                        is duly
                                           President and a Director of the                                       elected
                                           Managing General Partner                                47              and
                                                                                                                qualified
Gary D. Engle                              President, Chief Operating
                                           Officer, and a member of the
                                           Executive Committee of AFG                              47

Gary M. Romano                             Vice President and Controller
                                           of AFG and Clerk of the Managing
                                           General Partner                                         36

James F. Livesey                           Vice President, Aircraft and Vessels                    46
                                           of AFG

Sandra L. Simonsen                         Vice President, Information Systems                     45
                                           of AFG


        (c) Identification of Certain Significant Persons

        None.

        (d) Family Relationship

        No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

        (e) Business Experience

        Mr. MacDonald, age 47, is a co-founder,  Chief Executive Officer,  Chairman and a member of the Executive Committee of AFG and President and a Director of the Managing  General Partner.  Mr.  MacDonald served as a co-founder,  Director and
Senior Vice  President of AFG's  predecessor  corporation  from 1980 to 1988.  Mr.  MacDonald is Vice President of American
Finance Group  Securities  Corp. and a limited  partner in Atlantic  Acquisition  Limited  Partnership  ("AALP").  Prior to
co-founding  AFG's  predecessor,  Mr.  MacDonald  held  various  executive  and  management  positions  in the  leasing and pharmaceutical  industries.  Mr.  MacDonald  holds an M.B.A.  from Boston College and a B.A.  degree from the University of
Massachusetts (Amherst).

        Mr.  Engle,  age 47, is  President,  Chief  Operating  Officer and a member of the  Executive  Committee of AFG and
President  of AFG Realty  Corporation.  Mr.  Engle is Vice  President,  and a Director of certain of AFG's  affiliates.  On
December 16, 1994,  Mr. Engle acquired  control of AFG, the Managing  General Partner and each of AFG's  subsidiaries.  Mr.
Engle  controls  the general  partner of AALP and is also a limited  partner in AALP.  From 1987 to 1990,  Mr.  Engle was a principal and  co-founder of Cobb Partners  Development,  Inc., a real estate and mortgage  banking  company.  From 1980 to
1987, Mr. Engle was Senior Vice President and Chief  Financial  Officer of Arvida Disney  Company,  a large scale community development  company owned by Walt Disney  Company.  Prior to 1980, Mr. Engle served in various  management  consulting and institutional  brokerage  capacities.  Mr.  Engle  has an  M.B.A.  from  Harvard  University  and a B.S.  degree  from  the
University of Massachusetts (Amherst).

        Mr.  Romano,  age 36, is Vice  President  and  Controller  of AFG and  certain of its  affiliates  and Clerk of the
Managing  General  Partner.  Mr.  Romano joined AFG in November 1989 and was  appointed  Vice  President and  Controller in
April 1993.  Prior to joining AFG, Mr. Romano was Assistant  Controller for a  privately-held  real estate company which he joined in 1987.  Mr.  Romano held audit staff and manager  positions at Ernst & Whinney from 1982 to 1986.  Mr. Romano is a
C.P.A. and holds a B.S. degree from Boston College.

        Mr. Livesey, age 46, is Vice President,  Aircraft and Vessels of AFG. Mr. Livesey joined AFG in October,  1989, and was promoted to Vice  President in January,  1992.  Prior to joining AFG, Mr.  Livesey held sales and  marketing  positions with two  privately-held  equipment  leasing firms.  Mr. Livesey holds an M.B.A.  from Boston College and B.A.  degree from
Stonehill College.

        Ms. Simonsen, age 45, joined AFG in February 1990 and was promoted to Vice President,  Information Systems in April
1992.  Prior to joining AFG, Ms.  Simonsen was Vice  President,  Information  Systems  with  Investors  Mortgage  Insurance
Company which she joined in 1973. Ms.  Simonsen  provided  systems  consulting  for a subsidiary of American  International
Group and authored a software program published by IBM.  Ms. Simonsen holds a B.A. degree from Wilson College.

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

        As of March 1, 1996, the following person or group owns beneficially more than 5% of the Partnership's 1,127,330 outstanding Units:

                                                      Name and                            Amount                  Percent
              Title                                  Address of                        of Beneficial                of
            of Class                              Beneficial Owner                       Ownership                 Class

       Units Representing           Atlantic Acquisition Limited Partnership
       Limited Partnership                98 North Washington Street                   99,540 Units                8.83%
            Interests                          Boston, MA 02114

        Messrs. Engle and MacDonald have ownership interests in AALP.  See Item 10 of this report.

        The ownership and organization of AFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.

        The  Managing   General  Partner  of  the  Partnership  is  AFG  Leasing
Incorporated, an affiliate of AFG.

        (a) Transactions with Management and Others

        All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1995, 1994 and 1993, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                                              1995                      1994                       1993

Equipment management fees                                 $      49,411             $      92,431             $     104,953
Administrative charges                                           21,000                    12,000                    14,955
Reimbursable operating expenses
     due to third parties                                        98,188                   146,185                    92,152

                                Total                     $     168,599             $     250,616             $     212,060


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

        All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1995, the Partnership was owed $5,490 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1996.

        On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, commenced a voluntary cash Tender Offer (the "Offer") for up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. The Offer was subsequently amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Following commencement of the Offer, certain legal actions were initiated by interested persons against AALP, each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, a class action brought in the United States District Court for the District of Massachusetts (the "Court") on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was approved by the Court on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts (the "Superior Court") seeking to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action, was dismissed by the Superior Court. The Plaintiffs have filed an appeal in this matter. The limited partners of the Partnership tendered approximately 99,540 units or 8.83% of the total outstanding units of the Partnership to AALP. The operations of the Partnership are not expected to be adversely affected by these proceedings or settlements.



        (b) Certain Business Relationships

        None.

        (c) Indebtedness of Management to the Partnership

        None.

        (d) Transactions with Promoters

        See Item 13(a) above.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statement of Financial Position
                         at December 31, 1995 and 1994....................................................................*

                         Statement of Operations
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Cash Flows
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Notes to the Financial Statements................................................................*

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

           13            The 1995 Annual Report to security  holders,  a copy of
                         which  is  furnished   for  the   information   of  the
                         Securities and Exchange Commission. Such Report, except
                         for  those  portions  thereof  which  are  incorporated
                         herein by  reference,  is not deemed  "filed"  with the
                         Commission.

           23            Consent of Independent Auditors.

           99  (a)       Lease agreement with Northwest Airlines,  Inc. was filed in the Registrant's Annual Report on Form
                         10-K  for the year  ended  December 31, 1991  as  Exhibit  28 (b) and is  incorporated  herein  by reference.



*  Incorporated  herein by reference to the appropriate  portion of the 1995 Annual Report to security holders for the year ended December 31, 1995. (See Part II)

           Exhibit
           Number

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

           99  (d)       Lease  agreement  with Contract  Transportation
                         Systems Co. is filed in the  Registrant's  Annual
                         Report on Form 10-K for the year ended December 31, 1995 and is included herein.

           99 (e) Lease agreement with The Denver and Rio Grande Western Railroad is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is included herein.

           99 (f) Lease agreement with ING Aviation Lease is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is included herein.


        (b)  Reports on Form 8-K

        None.

                                                                     Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Income Partners III-B Limited Partnership of our report dated March 12, 1996, included in the 1995 Annual Report to the Partners of American Income Partners III-B Limited Partnership.






                                                              ERNST & YOUNG LLP






Boston, Massachusetts
March 12, 1996





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


                                    AMERICAN INCOME PARTNERS III-B LIMITED PARTNERSHIP


                                      By: AFG Leasing Incorporated,
                                      a Massachusetts corporation and the
                                      Managing General Partner of the Registrant.








By:  /s/ Geoffrey A. MacDonald                                                  By: /s/ Gary D. Engle
Geoffrey A. MacDonald                                                           Gary D. Engle
Chief Executive Officer,                                                        President, Chief Operating
Chairman, and a member of the                                                   Officer and member of the
Executive Committee of AFG and                                                  Executive Committee of AFG
President and a Director of the                                                 (Principal Financial Officer)
Managing General Partner
(Principal Executive Officer)



Date:    March 29, 1996                                                         Date:   March 29, 1996




By:  /s/ Gary M. Romano
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)



Date:    March 29, 1996

